Form 10-Q
period 2011-06-30
PinstripesNY, Inc.
filed 2011-08-11
CIK 1498234

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

No change

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 11, 2011.

PINSTRIPESNY, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2011

PAGE

Report of Independent Registered Public Accounting Firm	1-2

Financial Statements:

Balance Sheets	3

Statements of Operations	4

Statements of Changes in Stockholder’s (Deficiency) Equity	5

Statements of Cash Flows	6

Notes to Financial Statements	7-10

WAGNER & ZWERMAN LLP Certified Public Accountants	Mark Wagner, CPA Andrew M. Zwerman, CPA Vincent J. Preto, CPA 450 Wireless Boulevard, Hauppauge, NY 11788 (631) 777-1000 Fax (631) 777-1008 Email: staff@wzcpafirm.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
PinstripesNY, Inc.
New York, NY

We have reviewed the accompanying balance sheet of PinstripesNY, Inc. (a development stage company) as of June 30, 2011, and the related statements of operations and cash flows for the three-month periods ended June 30, 2011 and 2010, and for the period from January 4, 2010 (Inception) through June 30, 2011, and the statements of changes in stockholder’s (deficiency) equity for the three months ended June 30, 2011 and for the period from January 4, 2010 (Inception) through June 30, 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of PinstripesNY, Inc. as of March 31, 2011, and the related statements of operations, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein), and in our report dated June 15, 2011, we expressed an unqualified opinion on those financial statements.

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

/s/ Wagner & Zwerman LLP
WAGNER & ZWERMAN LLP
Certified Public Accountants
Hauppauge, NY
July 29, 2011

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2011
	(Unaudited)	March 31, 2011

ASSETS

CURRENT ASSETS
Cash	$3,790	$5,865
Prepaid expenses	2,000	3,500

Total current assets	5,790	9,365

TOTAL ASSETS	$5,790	$9,365

LIABILITIES AND STOCKHOLDER'S (DEFICIENCY) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,058	$2,000

Total current liabilities	8,058	2,000

TOTAL LIABILITIES	8,058	2,000

STOCKHOLDER'S (DEFICIENCY) EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 5,000,000 issued and outstanding	500	500
Additional paid-in capital	44,500	44,500
Deficit accumulated during development stage	(47,268)	(37,635)

Total stockholder's (deficiency) equity	(2,268)	7,365

TOTAL LIABILITIES AND STOCKHOLDER'S (DEFICIENCY) EQUITY	$5,790	$9,365

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND FROM JANUARY 4, 2010 (INCEPTION) TO JUNE 30, 2011

	Three Months Ended June 30, 2011 (Unaudited)	Three Months Ended June 30, 2010 (Unaudited)	From Inception to June 30, 2011 (Unaudited)

Revenues	$-	$-	$-

General and administrative expenses	9,633	8,608	47,268

Net (loss) before income taxes	(9,633)	(8,608)	(47,268)

Provision for income taxes:
Federal	-	-	-
State	-	-	-

Net (loss)	$(9,633)	$(8,608)	$(47,268)

Basic net (loss) per common share	$(0.002)	$(0.003)	$(0.012)

Weighted average number of common shares outstanding	5,000,000	3,333,333	3,888,889

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIENCY) EQUITY
FROM JANUARY 4, 2010 (INCEPTION) TO JUNE 30, 2011

						Deficit
						Accumulated	Total
					Additional	During	Stockholder's
	Preferred Stock		Common Stock		Paid-in	Development	(Deficiency)
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance - January 4, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Net (loss)	-	-	-	-	-	-	-

Balance - March 31, 2010	-	$-	-	$-	$-	$-	$-

Issuance of 5,000,000 shares of
common stock on April 30, 2010
for $0.005 cash per share	-	-	5,000,000	500	24,500	-	25,000

Additional capital provided
by stockholder on October 11, 2010
(no shares issued)	-	-	-	-	20,000	-	20,000

Net (loss)	-	-	-	-	-	(37,635)	(37,635)

Balance - March 31, 2011	-	$-	5,000,000	$500	$44,500	$(37,635)	$7,365

Net (loss)	-	-	-	-	-	(9,633)	(9,633)

Balance - June 30, 2011 (Unaudited)	-	$-	5,000,000	$500	$44,500	$(47,268)	$(2,268)

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND FROM JANUARY 4, 2010 (INCEPTION) TO JUNE 30, 2011

	Three Months Ended June 30, 2011 (Unaudited)	Three Months Ended June 30, 2010 (Unaudited)	From Inception to June 30, 2011 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(9,633)	$(8,608)	$(47,268)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Decrease (increase) in prepaid expenses	1,500	-	(2,000)
Increase in accounts payable and accrued expenses	6,058	8,600	8,058
Net cash (used in) operating activities	(2,075)	(8)	(41,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	25,000	25,000
Additional capital provided by stockholder	-	-	20,000
Net cash provided by financing activities	-	25,000	45,000

Net (decrease) increase in cash	(2,075)	24,992	3,790

Cash, at beginning of period	5,865	-	-

Cash, at end of period	$3,790	$24,992	$3,790

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

GOING CONCERN AND PLAN OF OPERATIONS
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage, has very little working capital, has incurred an aggregate net loss of $47,268, and has a total stockholder’s deficit of $2,268 at June 30, 2011.  These conditions raise substantial doubt about its ability to continue as a going concern.

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
JUNE 30, 2011

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

Accounting principles generally accepted in the United States of America require Company management to evaluate tax positions taken by the Company and recognize a tax liability or asset if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service.  The Company has concluded that as of June 30, 2011, there are no uncertain tax positions taken or expected to be taken that would require recognition of a liability or asset disclosure in the financial statements.  The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

BASIC NET LOSS PER COMMON SHARE
Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period.

SUBSEQUENT EVENTS
The Company has evaluated events and transactions that occurred through July 29, 2011 which is the date the financial statements were available to be issued, for possible disclosure and recognition in the financial statements and has determined no additional disclosures were required.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company has adopted all applicable recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3:  COMMON AND PREFERRED STOCK

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

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

(CONTINUED)

NOTE 5:  INCOME TAXES

No provision or benefit for Federal or state income taxes has been included in the financial statements because the Company has sustained cumulative losses since inception and has available to it net operating loss carryforwards to off set future taxable income. Such net operating loss carryforwards have been recorded as deferred tax assets amounting to $18,900 at June 30, 2011 and $15,100 at March 31, 2011; however, the Company has recorded a 100% valuation allowance to off set any benefit associated with these carryforwards.  Management feels that it is more likely than not that the Company will not realize the tax benefits associated with these carryforwards.  There are no other differences between the book and tax bases of assets or liabilities which would give rise to deferred tax assets or liabilities, nor are there any other differences between book and taxable income.

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

The Company, based on proposed business activities, is currently a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $3,790 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10 went effective, our management has not had any contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries  and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of June 30, 2011, the Company had assets equal to $5,790, comprised exclusively of cash and prepaid expenses.  This compares with assets of $9,365 as of March 31, 2011, comprised exclusively of cash and prepaid expenses.  The Company’s current liabilities as of June 30, 2011 totaled $8,058, comprised of accounts payable and accrued expenses.  This compares with current liabilities of $2,000 as of March 31, 2011, comprised of accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	For the period from January 4, 2010 (Inception) to June 30, 2011
Net Cash (Used in) Operating Activities	$(2,075)	$(8)	$(41,210)
Net Cash (Used in) Investing Activities	$-	-	$-
Net Cash Provided by Financing Activities	$-	$25,000	$45,000
Net Increase in Cash	$(2,075)	$24,992	$3,790

The Company has only nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 4, 2010 (Inception), through June 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2011, the Company had a net loss of $9,633, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three months ended June 30, 2010, the Company had a net loss of $8,608, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s Registration Statement on Form 10 in August of 2010.

For the period from January 4, 2010 (Inception) to June 30, 2011, the Company had a net loss of $47,268, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2010, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

Dated: August 11, 2011	PINSTRIPESNY, INC. By: /s/ Clifford Teller Clifford Teller President and Director Principal Executive Officer Principal Financial Officer