Form 10-Q
period 2011-09-30
PinstripesNY, Inc.
filed 2011-11-10
CIK 1498234

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 10, 2011.

PINSTRIPESNY, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	F-1-F-2

	Balance Sheets as of September 30, 2011 (Unaudited) and March 31, 2011	F-3

	Statements of Operations (Unaudited) for the Three and Six Months Ended September 30, 2011 and September 30, 2010 and from January 4, 2010 (Inception) to September 30, 2011	F-4

	Statement of Changes in Stockholder’s Equity for the Six Months Ended September 30, 2011 and from January 4, 2010 (Inception) to September 30, 2011	F-5

	Statements of Cash Flows (Unaudited) for the Six Months Ended September 30, 2011 and September 30, 2010 and from January 4, 2010 (Inception) to September 30, 2011	F-6

	Notes to Financial Statements	F-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4

Item 4.	Controls and Procedures	4

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	5

Item 1A.	Risk Factors	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Removed and Reserved	5

Item 5.	Other Information	5

Item 6.	Exhibits	5

Signatures		6

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

WAGNER & ZWERMAN LLP Certified Public Accountants	Mark Wagner, CPA Andrew M. Zwerman, CPA Vincent J. Preto, CPA 450 Wireless Boulevard, Hauppauge, NY 11788 (631) 777-1000 Fax (631) 777-1008 Email: staff@wzcpafirm.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
PinstripesNY, Inc.
New York, NY

We have reviewed the accompanying balance sheet of PinstripesNY, Inc. (a development stage company) as of September 30, 2011, and the related statements of operations for the three-month and six-month periods ended September 30, 2011 and 2010, and for the period from January 4, 2010 (Inception) through September 30, 2011, the statements of changes in stockholder’s (deficiency) equity for the six-month period ended September 30, 2011 and for the period from January 4, 2010 (Inception) through September 30, 2011 and the statements of cash flows for the six-month periods ended September 30, 2011 and 2010 and for the period from January 4, 2010 (Inception) through September 30, 2011. These financial statements are the responsibility of the Company’s management.

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

/s/ Wagner & Zwerman LLP WAGNER & ZWERMAN LLP Certified Public Accountants Hauppauge, NY October 28, 2011

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2011
	(Unaudited)	March 31, 2011

ASSETS

CURRENT ASSETS
Cash	$3,841	$5,865
Prepaid expenses	500	3,500

Total current assets	4,341	9,365

TOTAL ASSETS	$4,341	$9,365

LIABILITIES AND STOCKHOLDER'S (DEFICIENCY) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,550	$2,000

Total current liabilities	4,550	2,000

TOTAL LIABILITIES	4,550	2,000

STOCKHOLDER'S (DEFICIENCY) EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 5,000,000 issued and outstanding	500	500
Additional paid-in capital	52,000	44,500
Deficit accumulated during development stage	(52,709)	(37,635)

Total stockholder's (deficiency) equity	(209)	7,365

TOTAL LIABILITIES AND STOCKHOLDER'S (DEFICIENCY) EQUITY	$4,341	$9,365

The accompanying notes are an integral
part of these financial statments.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FROM JANUARY 4, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

	(Unaudited) Three Months Ended September 30,		(Unaudited) Six Months Ended September 30,		(Unaudited) From Inception to September 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	5,441	9,396	15,074	18,004	52,709

Net (loss) before income taxes	(5,441)	(9,396)	(15,074)	(18,004)	(52,709)

Provision for income taxes:
Federal	-	-	-	-	-
State	-	-	-	-	-

Net (loss)	$(5,441)	$(9,396)	$(15,074)	$(18,004)	$(52,709)

Basic net (loss) per common share	$(0.001)	$(0.002)	$(0.003)	$(0.004)	$(0.013)

Weighted average number of
common shares outstanding	5,000,000	5,000,000	5,000,000	4,166,667	4,047,619

The accompanying notes are an integral
part of these financial statments.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIENCY) EQUITY
FROM JANUARY 4, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

						Deficit
						Accumulated	Total
					Additional	During	Stockholder's
	Preferred Stock		Common Stock		Paid-in	Development	(Deficiency)
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance - January 4, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Net (loss)	-	-	-	-	-	-	-

Balance - March 31, 2010	-	$-	-	$-	$-	$-	$-

Issuance of 5,000,000 shares of
common stock on April 30, 2010
for $0.005 cash per share	-	-	5,000,000	500	24,500	-	25,000

Additional capital provided
by stockholder on October 11, 2010
(no shares issued)	-	-	-	-	20,000	-	20,000

Net (loss)	-	-	-	-	-	(37,635)	(37,635)

Balance - March 31, 2011	-	$-	5,000,000	$500	$44,500	$(37,635)	$7,365

Additional capital provided
by stockholder on August 9, 2011
(no shares issued)	-	-	-	-	7,500	-	7,500

Net (loss)	-	-	-	-	-	(15,074)	(15,074)

Balance - September 30, 2011 (Unaudited)	-	$-	5,000,000	$500	$52,000	$(52,709)	$(209)

The accompanying notes are an integral
part of these financial statments.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FROM JANUARY 4, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

	(Unaudited) Six Months Ended September 30,		(Unaudited) From Inception to September 30, 2011
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(15,074)	$(18,004)	$(52,709)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Decrease (increase) in prepaid expenses	3,000	-	(500)
Increase in accounts payable and accrued expenses	2,550	5,538	4,550
Net cash (used in) operating activities	(9,524)	(12,466)	(48,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	25,000	25,000
Additional capital provided by stockholder	7,500	-	27,500
Net cash provided by financing activities	7,500	25,000	52,500

Net (decrease) increase in cash	(2,024)	12,534	3,841

Cash, at beginning of period	5,865	-	-

Cash, at end of period	$3,841	$12,534	$3,841

The accompanying notes are an integral
part of these financial statments.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1:  HISTORY

PinstripesNY, Inc. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on January 4, 2010.  The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915, Development Stage Enterprises.  The Company has selected March 31st as its fiscal year end.  The Company is currently devoting its efforts to locating merger candidates.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of the major accounting policies is presented to assist the reader in evaluating the financial statements and other data contained herein.

BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

GOING CONCERN AND PLAN OF OPERATIONS
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage, has very little working capital, has incurred an aggregate net loss of $52,709, and has a total stockholder’s deficit of $209 at September 30, 2011.  These conditions raise substantial doubt about its ability to continue as a going concern.

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

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

Accounting principles generally accepted in the United States of America require Company management to evaluate tax positions taken by the Company and recognize a tax liability or asset if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service.  The Company has concluded that as of March 31, 2011 and September 30, 2011, there are no uncertain tax positions taken or expected to be taken that would require recognition of a liability or asset or disclosure in the financial statements.  The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.  Company management believes that the Company’s income tax returns for the years 2009 through 2011 remain subject to examination based on the normal statutory periods subject to audits, notwithstanding any events or circumstances that may exist which could expand the open period

BASIC NET LOSS PER COMMON SHARE
Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period.

SUBSEQUENT EVENTS
The Company has evaluated events and transactions that occurred through October 28, 2011 which is the date the financial statements were available to be issued, for possible disclosure and recognition in the financial statements and has determined no additional disclosures were required.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company has adopted all applicable recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

NOTE 5:  INCOME TAXES

No provision or benefit for Federal or state income taxes has been included in the financial statements because the Company has sustained cumulative losses since inception and has available to it net operating loss carryforwards to offset future taxable income. Such net operating loss carryforwards have been recorded as deferred tax assets amounting to $21,100 at September 30, 2011 and $15,100 at March 31, 2011; however, the Company has recorded a 100% valuation allowance to offset any benefit associated with these carryforwards.  Management feels that it is more likely than not that the Company will not realize the tax benefits associated with these carryforwards.  There are no other differences between the book and tax bases of assets or liabilities which would give rise to deferred tax assets or liabilities, nor are there any other differences between book and taxable income.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $3,841 of cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2011, the Company had assets equal to $4,341, comprised of cash and prepaid expenses.  This compares with assets of $9,365 as of March 31, 2011, comprised exclusively of cash and prepaid expenses.  The Company’s current liabilities as of September 30, 2011 totaled $4,550, comprised of accounts payable and accrued expenses.  This compares with current liabilities of $2,000 as of March 31, 2011, comprised of accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010	For the period from January 4, 2010 (Inception) to September 30, 2011
Net Cash (Used in) Operating Activities	$(9,524)	$(12,466)	$(48,659)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$7,500	$25,000	$52,500
Net Increase in Cash	$(2,024)	$12,534	$3,841

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 4, 2010 (Inception), through September 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended September 30, 2011, the Company had a net loss of $5,441 and $15,074, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three and six months ended September 30, 2010, the Company had a net loss of $9,396 and $18,004, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s Registration Statement on Form 10 in August of 2010.

For the period from January 4, 2010 (Inception) to September 30, 2011, the Company had a net loss of $52,709, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2010, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 11, 2010, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINSTRIPESNY, INC.

Dated: November 10, 2011	By:	/s/ Clifford Teller
Clifford Teller
President and Director Principal Executive Officer Principal Financial Officer