Form 10-Q
period 2011-12-31
PinstripesNY, Inc.
filed 2012-02-14
CIK 1498234

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of February 14, 2012.

PINSTRIPESNY, INC.

- INDEX -

		Page

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	1-2

	Balance Sheets as of December 31, 2011 (Unaudited) and March 31, 2011	3

	Statements of Operations (Unaudited) for the Three and Nine Months Ended December 31, 2011 and December 31, 2010 and from January 4, 2010 (Inception) to December 31, 2011	4

	Statement of Changes in Stockholder’s Equity for the Nine Months Ended December 31, 2011 and from January 4, 2010 (Inception) to December 31, 2011	5

	Statements of Cash Flows (Unaudited) for the Nine Months Ended December 31, 2011 and December 31, 2010 and from January 4, 2010 (Inception) to December 31, 2011	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Removed and Reserved	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

WAGNER & ZWERMAN LLP Certified Public Accountants	Mark Wagner, CPA Andrew M. Zwerman, CPA Vincent J. Preto, CPA 450 Wireless Boulevard, Hauppauge, NY 11788 (631) 777-1000 Fax (631) 777-1008 Email: staff@wzcpafirm.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
PinstripesNY, Inc.
New York, NY

We have reviewed the accompanying balance sheet of PinstripesNY, Inc. (a development stage company) as of December 31, 2011, and the related statements of operations for the three-month and nine-month periods ended December 31, 2011 and 2010, and for the period from January 4, 2010 (Inception) through December 31, 2011, the statements of changes in stockholder’s (deficiency) equity for the nine-month period ended December 31, 2011 and for the period from January 4, 2010 (Inception) through December 31, 2011 and the statements of cash flows for the nine-month periods ended December 31, 2011 and 2010 and for the period from January 4, 2010 (Inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management.

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

/s/ Wagner & Zwerman LLP

WAGNER & ZWERMAN LLP
Certified Public Accountants
Hauppauge, NY
January 24, 2012

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2011
	(Unaudited)	March 31, 2011

ASSETS

CURRENT ASSETS
Cash	$1,271	$5,865
Prepaid expenses	-	3,500

Total current assets	1,271	9,365

TOTAL ASSETS	$1,271	$9,365

LIABILITIES AND STOCKHOLDER'S (DEFICIENCY) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,500	$2,000

Total current liabilities	4,500	2,000

TOTAL LIABILITIES	4,500	2,000

STOCKHOLDER'S (DEFICIENCY) EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 5,000,000 issued and outstanding	500	500
Additional paid-in capital	52,000	44,500
Deficit accumulated during development stage	(55,729)	(37,635)

Total stockholder's (deficiency) equity	(3,229)	7,365

TOTAL LIABILITIES AND STOCKHOLDER'S (DEFICIENCY) EQUITY	$1,271	$9,365

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
AND FROM JANUARY 4, 2010 (INCEPTION) TO DECEMBER 31, 2011

	(Unaudited) Three Months Ended December 31,		(Unaudited) Nine Months Ended December 31,		(Unaudited) From Inception to December 31,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	3,020	19,932	18,094	37,936	55,729

Net (loss) before income taxes	(3,020)	(19,932)	(18,094)	(37,936)	(55,729)

Provision for income taxes:
Federal	-	-	-	-	-
State	-	-	-	-	-

Net (loss)	$(3,020)	$(19,932)	$(18,094)	$(37,936)	$(55,729)

Basic net (loss) per common share	$(0.001)	$(0.004)	$(0.004)	$(0.009)	$(0.013)

Weighted average number of
common shares outstanding	5,000,000	5,000,000	5,000,000	4,444,444	4,166,667

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIENCY) EQUITY
FROM JANUARY 4, 2010 (INCEPTION) TO DECEMBER 31, 2011

						Deficit
						Accumulated	Total
					Additional	During	Stockholder's
	Preferred Stock		Common Stock		Paid-in	Development	(Deficiency)
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance - January 4, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Net (loss)	-	-	-	-	-	-	-

Balance - March 31, 2010	-	$-	-	$-	$-	$-	$-

Issuance of 5,000,000 shares of common stock on April 30, 2010 for $0.005 cash per share	-	-	5,000,000	500	24,500	-	25,000

Additional capital provided by stockholder on October 11, 2010 (no shares issued)	-	-	-	-	20,000	-	20,000

Net (loss)	-	-	-	-	-	(37,635)	(37,635)

Balance - March 31, 2011	-	$-	5,000,000	$500	$44,500	$(37,635)	$7,365

Additional capital provided by stockholder on August 9, 2011 (no shares issued)	-	-	-	-	7,500	-	7,500

Net (loss)	-	-	-	-	-	(18,094)	(18,094)

Balance - December 31, 2011 (Unaudited)	-	$-	5,000,000	$500	$52,000	$(55,729)	$(3,229)

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
AND FROM JANUARY 4, 2010 (INCEPTION) TO DECEMBER 31, 2011

	(Unaudited) Nine Months Ended December 31,		(Unaudited) From Inception to December 31, 2011
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(18,094)	$(37,936)	$(55,729)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Decrease (increase) in prepaid expenses	3,500	(5,000)	-
Increase in accounts payable and accrued expenses	2,500	10,000	4,500
Net cash (used in) operating activities	(12,094)	(32,936)	(51,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	25,000	25,000
Additional capital provided by stockholder	7,500	20,000	27,500
Net cash provided by financing activities	7,500	45,000	52,500

Net (decrease) increase in cash	(4,594)	12,064	1,271

Cash, at beginning of period	5,865	-	-

Cash, at end of period	$1,271	$12,064	$1,271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

GOING CONCERN AND PLAN OF OPERATIONS

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage, has very little working capital, has incurred an aggregate net loss of $55,729, and has a total stockholder’s deficit of $3,229 at December 31, 2011.  These conditions raise substantial doubt about its ability to continue as a going concern.

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
DECEMBER 31, 2011

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

Accounting principles generally accepted in the United States of America require Company management to evaluate tax positions taken by the Company and recognize a tax liability or asset if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service.  The Company has concluded that as of March 31, 2011 and December 31, 2011, there are no uncertain tax positions taken or expected to be taken that would require recognition of a liability or asset or disclosure in the financial statements.  The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.  Company management believes that the Company’s income tax returns for the years 2010 and 2011 remain subject to examination based on the normal statutory periods subject to audits, notwithstanding any events or circumstances that may exist which could expand the open period

BASIC NET LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period.

SUBSEQUENT EVENTS
The Company has evaluated events and transactions that occurred through January 24, 2012 which is the date the financial statements were available to be issued, for possible disclosure and recognition in the financial statements and has determined no additional disclosures were required.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

(CONTINUED)

NOTE 5:  INCOME TAXES

No provision or benefit for Federal or state income taxes has been included in the financial statements because the Company has sustained cumulative losses since inception and has available to it net operating loss carryforwards to offset future taxable income. Such net operating loss carryforwards have been recorded as deferred tax assets amounting to $22,300 at December 31, 2011 and $15,100 at March 31, 2011; however, the Company has recorded a 100% valuation allowance to offset any benefit associated with these carryforwards.  Management feels that it is more likely than not that the Company will not realize the tax benefits associated with these carryforwards.  There are no other differences between the book and tax bases of assets or liabilities which would give rise to deferred tax assets or liabilities, nor are there any other differences between book and taxable income.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $1,271  of cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2011, the Company had assets equal to $1,271, comprised exclusively of cash.  This compares with assets of $9,365 as of March 31, 2011, comprised exclusively of cash and prepaid expenses.  The Company’s current liabilities as of December 31, 2011 totaled $4,500, comprised of accounts payable and accrued expenses.  This compares with current liabilities of $2,000 as of March 31, 2011, comprised of accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010	For the period from January 4, 2010 (Inception) to December 31, 2011
Net Cash (Used in) Operating Activities	$(12,094)	$(32,936)	$(51,229)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$7,500	$45,000	$52,500
Net (Decrease) Increase in Cash	$(4,594)	$12,064	$1,271

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 4, 2010 (Inception), through December 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended December 31, 2011, the Company had a net loss of $3,020 and $18,094, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three and nine months ended December 31, 2010, the Company had a net loss of $19,932 and $37,936, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s Registration Statement on Form 10 in August of 2010 and the Company’s periodic reports.

For the period from January 4, 2010 (Inception) to December 31, 2011, the Company had a net loss of $55,729, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2010, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

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

PINSTRIPESNY, INC.

Dated: February 14, 2012	By:	/s/ Clifford Teller
Clifford Teller
President and Director
Principal Executive Officer
Principal Financial Officer