Form 10-Q/A
period 2011-12-31
PinstripesNY, Inc.
filed 2012-02-14
CIK 1498234

FORM 10-Q/A
Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

 EXPLANATORY NOTE

This amendment on Form 10-Q/A (“Amendment No. 1”) to our quarterly report on Form 10-Q for the quarter ended December 31, 2011, as filed with the Securities and Exchange Commission on February 14, 2012 (the "Original Filing"), is filed solely for the purpose of incorporating the interactive data files required to be submitted pursuant to Rule 405 of Regulation S-T, which were inadvertently excluded from the Original filing.Item 1 and Item 6 of the Original Filing have been refiled in their entirety.

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