Form 10-Q
period 2012-12-31
PinstripesNY, Inc.
filed 2013-02-14
CIK 1498234

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,376,344 shares of common stock, par value $.0001 per share, outstanding as of February 14, 2013.

PINSTRIPESNY, INC.

- INDEX -
		Page

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	1

	Balance Sheets as of December 31, 2012 (Unaudited) and March 31, 2012	2

	Statements of Operations (Unaudited) for the Three and Nine Months Ended December 31, 2012 and December 31, 2011 and from January 4, 2010 (Inception) to December 31, 2012	3

	Statement of Changes in Stockholders’ (Deficiency) Equity (Unaudited) from January 4, 2010 (Inception) to December 31, 2012	4

	Statements of Cash Flows (Unaudited) for the Nine Months Ended December 31, 2012 and December 31, 2011 and from January 4, 2010 (Inception) to December 31, 2012	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Removed and Reserved	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

WAGNER & ZWERMAN LLP Certified Public Accountants	Mark Wagner, CPA Andrew M. Zwerman, CPA Vincent J. Preto, CPA 450 Wireless Boulevard, Hauppauge, NY 11788 (631) 777-1000 Fax (631) 777-1008 Email: staff@wzcpafirm.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PinstripesNY, Inc.
New York, NY

We have reviewed the accompanying balance sheet of PinstripesNY, Inc. (a development stage company) as of December 31, 2012, and the related statements of operations for the three-month and nine-month periods ended December 31, 2012 and 2011, and for the period from January 4, 2010 (Inception) through December 31, 2012, and the statements of changes in stockholders’ equity for the nine-months ended December 31, 2012 and for the period from January 4, 2010 (Inception) through December 31, 2012 and the statements of cash flows for the nine-month periods ended December 31, 2012 and 2011 and for the period from January 4, 2010 (Inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of PinstripesNY, Inc. as of March 31, 2012, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated June 12, 2012, we expressed an unqualified opinion on those financial statements.

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

/s/ Wagner & Zwerman LLP
WAGNER & ZWERMAN LLP Certified Public Accountants Hauppauge, NY February 14, 2013

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2012	March 31, 2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$267	$993
Prepaid Expenses	10,000	0
Total current assets	10,267	993
TOTAL ASSETS	$10,267	$993

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,800	$800

Total current liabilities	2,800	800

TOTAL LIABILITIES	2,800	800

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,376,344 issued and outstanding	538	500
Additional paid-in capital	119,662	60,000
Deficit accumulated during development stage	(112,733)	(60,307)

Total stockholders’ equity	7,467	193

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$10,267	$993

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
AND FROM JANUARY 4, 2010 (INCEPTION) TO DECEMBER 31, 2012

	(Unaudited) Three Months Ended December 31,		(Unaudited) Nine Months Ended December 31,		(Unaudited) From Inception to December 31,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	12,958	3,020	52,426	18,094	112,433

Net (loss) before income taxes	(12,958)	(3,020)	(52,426)	(18,094)	(112,433)

Provision for income taxes:
Federal	-	-	-	-	-
State	-	-	-	-	300

Net (loss)	$(12,958)	$(3,020)	$(52,426)	$(18,094)	$(112,733)

Basic net (loss) per common share	$(0.002)	$(0.001)	$(0.010)	$(0.004)	$(0.025)

Weighted average number of common shares outstanding	5,376,344	5,000,000	5,250,896	5,000,000	4,507,168

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY
FROM JANUARY 4, 2010 (INCEPTION) TO DECEMBER 31, 2012

						Deficit Accumulated	Total
	Preferred Stock		Common Stock		Additional Paid-in	During Development	Stockholders’ (Deficiency)
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance - January 4, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Net (loss)	-	-	-	-	-	-	-

Balance - March 31, 2010	-	$-	-	$-	$-	$-	$-

Issuance of 5,000,000 shares of common stock on April 30, 2010 for $0.005 cash per share	-	-	5,000,000	500	24,500	-	25,000

Additional capital provided by stockholder on October 11, 2010 (no shares issued)	-	-	-	-	20,000	-	20,000

Net (loss)	-	-	-	-	-	(37,635)	(37,635)

Balance - March 31, 2011	-	$-	5,000,000	$500	$44,500	$(37,635)	$7,365

Additional capital provided by stockholder on August 9, 2011 (no shares issued)	-	-	-	-	7,500	-	7,500

Additional capital provided by stockholder on February 9, 2012 (no shares issued)	-	-	-	-	3,000	-	3,000

Additional capital provided by stockholder on February 14, 2012 (no shares issued)	-	-	-	-	3,000	-	3,000

Additional capital provided by stockholder on March 7, 2012 (no shares issued)	-	-	-	-	2,000	-	2,000

Net (loss)	-	-	-	-	-	(22,672)	(22,672)

Balance - March 31, 2012	-	$-	5,000,000	$500	$60,000	$(60,307)	$193

Issuance of 376,344 shares of common stock on July 1, 2012 to non-employees	-	-	376,344	$38	$47,962	-	$48,000

Additional capital provided by stockholder on July 9, 2012 (no shares issued)	-	-	-	-	400	-	400

Additional capital provided by stockholder on July 17, 2012 (no shares issued)	-	-	-	-	6,000	-	6,000

Additional capital provided by stockholder on August 10, 2012 (no shares issued)	-	-	-	-	300	-	300

Additional capital provided by stockholder on August 24,2012 (no shares issued)	-	-	-	-	5,000	-	5,000

Net (loss)	-	-	-	-	-	(52,426)	(52,426)

Balance – December 31, 2012 (Unaudited)	-	$-	5,376,344	$538	$119,662	$(112,733)	$7,467

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
AND FROM JANUARY 4, 2010 (INCEPTION) TO DECEMBER 31, 2012

	(Unaudited) Nine Months Ended December 31, 2012	(Unaudited) Nine Months Ended December 31, 2011	(Unaudited) From Inception to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(52,426)	$(18,094)	$(112,733)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Non-employee stock compensation	38,000	-	38,000
Changes in assets and liabilities:
Decrease in prepaid expenses	0	3,500	0
Increase in accounts payable and accrued expenses	2,000	2,500	2,800
Net cash (used in) operating activities	(12,426)	(12,094)	(71,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	-	25,000
Additional capital provided by stockholder	11,700	7,500	47,200
Net cash provided by financing activities	11,700	7,500	72,200

Net increase (decrease) in cash	(726)	(4,594)	267

Cash, at beginning of period	993	5,865	-

Cash, at end of period	$267	$1,271	$267

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$300	$-	$300

The accompanying notes are an integral part of these financial statements.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

GOING CONCERN AND PLAN OF OPERATIONS
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage, has very little working capital and has incurred an aggregate net loss of $112,733 at December 31, 2012. These conditions raise substantial doubt about its ability to continue as a going concern.

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
DECEMBER 31, 2012

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

Accounting principles generally accepted in the United States of America require Company management to evaluate tax positions taken by the Company and recognize a tax liability or asset if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service.  The Company has concluded that as of March 31, 2012 and December 31, 2012,  there are no material uncertain tax positions taken or expected to be taken that would require recognition of a liability or asset or disclosure in the financial statements.  The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.  Company management believes that the Company’s income tax returns for the years ended March 31, 2010 through 2012 remain subject to examination based on the normal statutory periods subject to audits, notwithstanding any events or circumstances that may exist which could expand the open period.

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

BASIC NET LOSS PER COMMON SHARE
Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period.

SUBSEQUENT EVENTS
The Company has evaluated events and transactions that occurred through February 14, 2013 which is the date the financial statements were available to be issued, for possible disclosure and recognition in the financial statements.

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

PINSTRIPESNY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

(CONTINUED)

NOTE 4:  RELATED PARTY TRANSACTIONS

Office space is provided by Maxim Group LLC.  The majority member of Maxim Group LLC is the sole member of the majority stockholder of the Company as of December 31, 2012.  The Company’s Secretary is also the Chief Financial Officer of Maxim Group LLC.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5:  INCOME TAXES

The provision for income taxes includes certain minimum state taxes.  However, no provision or benefit for Federal income taxes has been included in the financial statements because the Company has sustained cumulative losses since inception and has available to it net operating loss carryforwards to offset future taxable income. Such net operating loss carryforwards have been recorded as deferred tax assets amounting to $43,000 at December 31, 2012 and $24,000 at March 31, 2012.  The Company has recorded a 100% valuation allowance at each date to offset any benefit associated with its deferred tax assets as management feels that it is more likely than not that the Company will not realize these tax benefits.

NOTE 6:  STOCK COMPENSATION

On April 9, 2012, the Company engaged the services of a law firm pursuant to a three year services agreement to act as counsel with respect to ongoing corporate and securities matters.  The agreement requires the Company to issue to the attorneys shares of common stock each year as compensation for their services.  The first issuance of shares occurred on July 1, 2012 when the Company issued 376,344 shares to the attorneys as compensation for their services from April 9, 2012 through April 9, 2013.  The next issuance is to occur on July 1, 2013 in an amount equal to 7% of the then-outstanding shares of stock and the final issuance on July 1, 2014 in an amount equal to 6% of the then-outstanding shares of stock.  All shares, once issued, are fully vested, not restricted, and carry all pertinent rights and privileges afforded to all common shareholders.  In accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees the Company recorded the shares based on the fair value of the services.  The fair value of the services is expected to be $48,000 for the period from April 9, 2012 through April 9, 2013, of which $38,000 has been recorded as non-employee stock compensation for the nine months ended December 31, 2012.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $267 of cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2012, the Company had assets equal to $10,267, comprised of cash and prepaid expenses.  This compares with assets of $993 as of March 31, 2012, comprised exclusively of cash.  The Company’s current liabilities as of December 31, 2012 totaled $2,800, comprised of accounts payable and accrued expenses.  This compares with current liabilities of $800 as of March 31, 2012, comprised of accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011	For the period from January 4, 2010 (Inception) to December 31, 2012
Net Cash (Used in) Operating Activities	$(12,426)	$(12,094)	$(71,933)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$11,700	$7,500	$72,200
Net (Decrease) Increase in Cash	$(726)	$(4,594)	$267

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 4, 2010 (Inception), through December 31, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the nine months ended December 31, 2012, the Company had a net loss of $52,426, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the nine months ended December 31, 2011, the Company had a net loss of $18,094, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the period from January 4, 2010 (Inception) to December 31, 2012, the Company had a net loss of $112,733, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2010, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.
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

We are likely to incur losses.

From inception, January 4, 2010, until December 31, 2012, we have incurred a loss of $112,733 and we expect that we will incur losses at least until we complete a business combination and perhaps after such combination as well. There can be no assurances that we will ever be profitable.

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
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

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

PINSTRIPESNY, INC.

Dated: February 14, 2013	By:	/s/ Clifford Teller
Clifford Teller
President and Director
Principal Executive Officer
Principal Financial Officer